Form 10-Q
period 2011-10-31
NEW YORK TUTOR Co
filed 2011-12-16
CIK 1526185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-176119

NEW YORK TUTOR COMPANY

(Name of small business issuer in its charter)

Nevada	90-0723747
(State of incorporation)	(I.R.S. Employer Identification No.)

845 3rd Avenue, 6th Floor

New York City, NY 10022

(Address of principal executive offices)

(646) 290-5269

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 400

San Diego, CA 92103

Telephone (619) 546-6100

Facsimile (619) 546-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No      . (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

As of December 15, 2011, there were 4,500,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

NEW YORK TUTOR COMPANY*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of New York Tutor Company (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “NYTC”, “we”, “us” and “our” are references to New York Tutor Company.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Financial Statements

(Expressed in US dollars)

October 31, 2011

(unaudited)

Balance Sheets

4

Statements of Operations

5

Statements of Cash Flows

6

Notes to the Financial Statements

7

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Balance Sheets

(unaudited)

	October 31, 2011 $	April 30, 2011 $

ASSETS

Cash	13,275	4,562

Total Assets	13,275	4,562

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	4,187	120
Due to related parties	750	1,750
Notes payable	62,500	17,500

Total Liabilities	67,437	19,370

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 4,500,000 common shares	4,500	4,500

Additional paid-in capital	(4,500)	(4,500)

Accumulated deficit during the development stage	(54,162)	(14,808)

Total Stockholders’ Deficit	(54,162)	(14,808)

Total Liabilities and Stockholders’ Deficit	13,275	4,562

(The accompanying notes are an integral part of these financial statements)

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Statement of Operations

(unaudited)

	For the Three Months Ended October 31, 2011 $	For the Six Months Ended October 31, 2011 $	For the Period from April 6, 2011 (date of inception) to April 30, 2011 $	Accumulated from April 6, 2011 (date of inception) to October 31, 2011 $

Revenue	–	–	–	–

Operating Expenses

General and administrative	1,373	3,537	4,688	8,225
Management fees	3,000	6,000	–	6,000
Professional fees	11,000	25,250	10,000	35,250
Transfer agent and filing fees	2,831	2,831	–	2,831

Total Operating Expenses	18,204	37,618	14,688	52,306

Loss from operations	(18,204)	(37,618)	(14,688)	(52,306)

Other expense

Interest expense	(1,110)	(1,736)	(120)	(1,856)

Net Loss	(19,314)	(39,354)	(14,808)	(54,162)
Net Loss per Share – Basic and Diluted	–	(0.01)	–

Weighted Average Shares Outstanding – Basic and Diluted	4,500,000	4,500,000	4,500,000

(The accompanying notes are an integral part of these financial statements)

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Statement of Cashflows

(unaudited)

	For the Six Months Ended October 31, 2011 $	For the Period from April 6, 2011 (date of inception) to April 30, 2011 $	Accumulated from April 6, 2011 (date of inception) to October 31, 2011 $

Operating Activities

Net loss for the period	(39,354)	(14,808)	(53,581)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	4,067	120	3,606
Due to related parties	-	1,750	1,750

Net Cash Used In Operating Activities	(35,287)	(12,938)	(48,225)

Financing Activities
Repayment on related party loans	(1,000)	-	(1,000)

Proceeds from note payable	45,000	17,500	61,500

Net Cash Provided by Financing Activities	44,000	17,500	62,500

Increase in Cash	8,713	4,562	13,275

Cash – Beginning of Period	4,562	–	–

Cash – End of Period	13,275	13,275	13,275

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

New York Tutor Company

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

1.

Nature of Operations and Continuance of Business

New York Tutor Company (the “Company”) was incorporated in the State of Nevada on April 6, 2011. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of October 31, 2011, the Company has not recognized any revenue, and has an accumulated deficit of $54,162. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is April 30.

b)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

New York Tutor Company

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

f)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of October 31 and April 30, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

New York Tutor Company

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

h)

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The adoption of this standard did not have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have a significant impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Note Payable

On July 5, 2011, the Company issued a $25,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at October 31, 2011, the Company recorded accrued interest of $815 which has been recorded as accrued liabilities.

In April 2011, the Company issued a $17,500 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at October 31, 2011, the Company recorded accrued interest of $1,002 which has been recorded as accrued liabilities.

On October 26, 2011, the Company issued a $20,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at October 31, 2011, the Company recorded accrued interest of $38 which has been recorded as accrued liabilities.

4.

Related Party Transactions

As at October 31, 2011, the Company owes $750 (2011 - $1,750) to the President and Director of the Company for management fees.  The amount owing is unsecured, non-interest bearing, and due on demand.

5.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after October 31, 2011.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	October 31,	October 31,
	2011 $	2010 $
Current Assets	13,275	4,562
Current Liabilities	67,437	19,370
Working Capital (Deficit)	(54,162)	(14,808)

Cash Flows

	Three months ended October 31, 2011 $	Three months ended October 31, 2010 $
Cash Flows from (used in) Operating Activities	(35,287)	(12,938)
Cash Flows from (used in) Financing Activities	44,000	17,500
Net Increase (decrease) in Cash During Period	8,713	4,562

Operating Revenues

From the Company’s inception on April 6, 2011 to October 31, 2011, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

For the three months ended October 31, 2011, the Company incurred operating expenses of $18,204.  The Company incurred $11,000 of professional fees consisting of $7,500 for legal fees related to the incorporation of the Company and $3,500 for accounting and auditing, $3,000 of management fees, $2,831 for transfer agent and filing fees related to the issuance of shares and $1,373 for general and administrative expenditures.

For the three months ended October 31, 2011, the Company had a net loss of $19,314. In addition to operating expenses, the Company recorded interest expense of $1,110 during the three months ended October 31, 2011.

Liquidity and Capital Resources

As at October 31, 2011, the Company had total liabilities of $67,437 compared with total liabilities of $19,370 at April 30, 2011. The increase in total liabilities was attributed to obtaining a $45,000 note payable from a non-related party as well as an increase in accounts payable and accrued liabilities of $4,067, with these increases being offset by the repayment to related parties of $1,000.

As at October 31, 2011, the Company had a working capital deficit of $54,162 compared with a working capital deficit of $14,808 as at April 30, 2011. The increase in working capital deficit was due to the Company obtaining a short-term note payable of $45,000 during the period and an increase in accounts payable and accrued liabilities of $4,067 offset by the repayment of $1,000 to related parties and an increase in cash of $8,713.

Cash Flow from Operating Activities

During the period ended October 31, 2011, the Company used $35,287 of cash for operating activities compared to the use of $12,938 of cash for operating activities during the period ended April 30, 2011. The change in net cash used in operating activities is attributed to the changes in operating activities noted above in Operating Expenses and Net Loss.

Cash Flow from Financing Activities

During the period ended October 31, 2011, the Company received $44,000 of cash from financing activities compared to $17,500 for the period ended April 30, 2011. The change in cash flows from financing activities is attributed to cash received from the issuance of notes payable during the current period compared with the amount of cash received from issuance of notes payable during the prior year.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-10 (“ASU No. 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU No. 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06 (“ASU No. 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The Company’s adoption of provisions of ASU No. 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The Company’s adoption of the amendment to ASC Topic 505 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

[REMOVED AND RESERVED].

ITEM 5.

OTHER INFORMATION.

On October 26, 2011, the Company issued a Promissory Note in the principal amount of $20,000 to 888 Investment Ltd. to evidence funds previously loaned by 888 Investment Ltd. to the Company. The $20,000 principal amount underlying the Promissory Note was loaned to the Company on October 24, 2011, is due and payable on demand upon 10 days written notice from 888 Investment Ltd. and accrues interest at the rate of 10% per annum. The note also contains customary events of default.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
10.01	Promissory Note between the Company and 888 Investment Ltd., dated April 6, 2011.	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
10.02	Management Agreement between the Company and its CEO, Mark Simon, dated May 1, 2011.	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and 888 Investment Ltd., dated October 7, 2011.	Filed with the SEC on October 24, 2011 as part of our Registration Statement on Form S-1/A2.
10.04	Promissory Note between the Company and 888 Investment Ltd., dated October 7, 2011.	Filed with the SEC on October 24, 2011 as part of our Registration Statement on Form S-1/A2.
10.05	Promissory Note between the Company and 888 Investment Ltd., dated October 26, 2011.	Filed herewith.
14.01	Code of Ethics	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	To be filed by amendment.
101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by amendment.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by amendment.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	To be filed by amendment.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by amendment.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by amendment.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK TUTOR COMPANY

Dated: December 16, 2011	/s/ Mark Simon
By: Mark Simon
Its: President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 16, 2011	/s/ Mark Simon
By: Mark Simon Its: Director