Form 10-Q/A
period 2011-10-31
NEW YORK TUTOR Co
filed 2011-12-20
CIK 1526185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of New York Tutor Company (the “Company”) on Form 10-Q for the quarterly period ended October 31, 2011, filed with the Securities and Exchange Commission on December 16, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
10.01	Promissory Note between the Company and 888 Investment Ltd., dated April 6, 2011.	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
10.02	Management Agreement between the Company and its CEO, Mark Simon, dated May 1, 2011.	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and 888 Investment Ltd., dated October 7, 2011.	Filed with the SEC on October 14, 2011 as part of our Registration Statement on Form S-1/A1.
10.04	Promissory Note between the Company and 888 Investment Ltd., dated October 7, 2011.	Filed with the SEC on October 14, 2011 as part of our Registration Statement on Form S-1/A1.
10.05	Promissory Note between the Company and 888 Investment Ltd., dated October 26, 2011.	Filed with the SEC on December 16, 2011 as part of our Quarterly Report on Form 10-Q.
14.01	Code of Ethics	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

NEW YORK TUTOR COMPANY

Dated: December 20, 2011	/s/ Mark Simon
By: Mark Simon
Its: President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 20, 2011	/s/ Mark Simon
By: Mark Simon Its: Director

4