Form 10-Q
period 2012-01-31
NEW YORK TUTOR Co
filed 2012-03-14
CIK 1526185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X .   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

As of March 6, 2012, there were 4,500,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Financial Statements

(Expressed in US dollars)

January 31, 2012

(unaudited)

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Cash Flows (unaudited)

6

Notes to the Financial Statements

7

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Balance Sheets

(unaudited)

	January 31, 2012 $	April 30, 2011 $

ASSETS

Cash	215	4,562

Total Assets	215	4,562

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	7,476	120
Due to related party	750	1,750
Notes payable	62,500	17,500

Total Liabilities	70,726	19,370

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 4,500,000 common shares	4,500	4,500

Additional paid-in capital	(4,500)	(4,500)

Accumulated deficit during the development stage	(70,511)	(14,808)

Total Stockholders’ Deficit	(70,511)	(14,808)

Total Liabilities and Stockholders’ Deficit	215	4,562

(The accompanying notes are an integral part of these financial statements)

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Statement of Operations

(unaudited)

	For the Three Months Ended January 31, 2012 $	For the Nine Months Ended January 31, 2012 $	Accumulated from April 6, 2011 (date of inception) to January 31, 2012 $

Revenue	–	–	–

Operating Expenses

General and administrative	–	2,956	7,644
Management fees	3,000	9,000	9,000
Professional fees	11,000	36,250	46,250
Transfer agent and filing fees	774	4,186	4,186

Total Operating Expenses	14,774	52,392	67,080

Loss from operations	(14,774)	(52,392)	(67,080)

Other expense

Interest expense	(1,575)	(3,311)	(3,431)

Net Loss	(16,349)	(55,703)	(70,511)
Net Loss per Share – Basic and Diluted	–	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	4,500,000	4,500,000

(The accompanying notes are an integral part of these financial statements)

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Statement of Cashflows

(unaudited)

	For the Nine Months Ended January 31, 2012 $	Accumulated from April 6, 2011 (date of inception) to January 31, 2012 $

Operating Activities

Net loss for the period	(55,703)	(70,511)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	7,356	7,476
Due to related parties	(1,000)	750

Net Cash Used In Operating Activities	(49,347)	(62,285)

Financing Activities

Proceeds from note payable	45,000	62,500

Net Cash Provided by Financing Activities	45,000	62,500

Increase in Cash	(4,347)	215

Cash – Beginning of Period	4,562	–

Cash – End of Period	215	215

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of January 31, 2012, the Company has not recognized any revenue, and has an accumulated deficit of $70,511. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

f)

Fair Value of Financial Instruments

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Notes Payable

a)

In April 2011, the Company issued a $17,500 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at January 31, 2012, the Company recorded accrued interest of $1,443 which has been recorded as accrued liabilities.

b)

On July 5, 2011, the Company issued a $25,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at January 31, 2012, the Company recorded accrued interest of $1,446 which has been recorded as accrued liabilities.

c)

On October 26, 2011, the Company issued a $20,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at January 31, 2012, the Company recorded accrued interest of $542 which has been recorded as accrued liabilities.

New York Tutor Company

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

4.

Related Party Transactions

a)

During the year ended April 30, 2011, a related party paid $1,750 in expenses on behalf of the Company which comprises the full amount of Due to related party at April 30, 2011 on the balance sheet. During the nine months ended January 31, 2012, the Company made payments of $1,000 to the related party.  The balance of $750 due to a related party at January 31, 2012 is unsecured, non-interest bearing, and due on demand.

b)

During the nine months ended January 31, 2012, the Company incurred management fees of $9,000 (January 31, 2011 - $nil) to the President and Director of the Company.  The Company is committed to monthly management fees of $1,000 until the termination of the management agreement.

5.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after January 31, 2012.

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

RESULTS OF OPERATIONS

Working Capital

	January 31,	April 30,
	2012 $	2011 $
Current Assets	215	4,562
Current Liabilities	70,726	19,370
Working Capital (Deficit)	(70,511)	(14,808)

Cash Flows

	Nine months ended January 31, 2012 $	Period from April 6, 2011 (date of inception) to April 30, 2011 $
Cash Flows from (used in) Operating Activities	(49,347)	(12,938)
Cash Flows from (used in) Financing Activities	45,000	17,500
Net Increase (decrease) in Cash During Period	(4,347)	4,562

Operating Revenues

From the Company’s inception on April 6, 2011 to January 31, 2012, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

For the nine months ended January 31, 2012, the Company incurred operating expenses of $52,392 compared with $14,688 for the period from April 6, 2011 (date of inception) to April 30, 2011.  The increase in operating expenses were attributed to a longer period of operations compared to prior year, including higher professional fees of $26,250 for legal and accounting services relating to the S-1 registration process and subsequent SEC filing requirements, $9,000 in management fees to the President and Director of the Company at a rate of $1,000 per month, and $4,186 in transfer agent and filing fees.

During the nine months ended January 31, 2012, the Company recorded a net loss of $55,703 compared with $14,808 for the period from April 6, 2011 (date of inception) to April 30, 2011.  In addition to operating expenses, the Company incurred interest expense of $3,311 during the nine months ended January 31, 2012 for interest incurred on outstanding notes payable of $62,500 which are unsecured, bears interest at 10% per annum, and is due on demand.

Liquidity and Capital Resources

As at January 31, 2012, the Company had total liabilities of $70,726 compared with total liabilities of $19,370 at April 30, 2011. The increase in total liabilities was attributed to obtaining a $45,000 note payable from a non-related party as well as an increase in accounts payable and accrued liabilities of $7,356, with these increases being offset by the repayment to related parties of $1,000.

As at January 31, 2012, the Company had a working capital deficit of $70,511 compared with a working capital deficit of $14,808 as at April 30, 2011. The increase in working capital deficit was due to the Company obtaining a short-term note payable of $45,000 during the period and an increase in accounts payable and accrued liabilities of $7,356 offset by the repayment of $1,000 to related parties and a decrease in cash of $4,347.

Cash Flow from Operating Activities

During the period ended January 31, 2012, the Company used $49,347 of cash for operating activities compared to the use of $12,938 of cash for operating activities during the period ended April 30, 2011. The change in net cash used in operating activities is attributed to the changes in operating activities noted above in Operating Expenses and Net Loss.

Cash Flow from Investing Activities

For the period from April 6, 2011 (date of inception) to January 31, 2012, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the period ended January 31, 2012, the Company received $45,000 of cash from financing activities compared to $17,500 for the period ended April 30, 2011. The change in cash flows from financing activities is attributed to cash received from the issuance of notes payable during the current period compared with the amount of cash received from issuance of notes payable during the prior year.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

[REMOVED AND RESERVED].

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
10.01	Promissory Note between the Company and 888 Investment Ltd., dated April 6, 2011.	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
10.02	Management Agreement between the Company and its CEO, Mark Simon, dated May 1, 2011.	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and 888 Investment Ltd., dated October 7, 2011.	Filed with the SEC on October 14, 2011 as part of our Amended Registration Statement on Form S-1/A.
10.04	Promissory Note between the Company and 888 Investment Ltd., dated October 7, 2011.	Filed with the SEC on October 14, 2011 as part of our Amended Registration Statement on Form S-1/A.
10.05	Promissory Note between the Company and 888 Investment Ltd., dated October 26, 2011.	Filed with the SEC on December 16, 2011 as part of our Quarterly Report on Form 10-Q.
14.01	Code of Ethics	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

NEW YORK TUTOR COMPANY

Dated: March 14, 2012	/s/ Mark Simon
By: Mark Simon
Its: President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 14, 2012	/s/ Mark Simon
By: Mark Simon Its: Director