Form 10-K
period 2012-04-30
NEW YORK TUTOR Co
filed 2012-07-26
CIK 1526185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

 FORM 10-K

_______________

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2012

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ______

NEW YORK TUTOR COMPANY

(Exact name of registrant as specified in its charter)

Nevada	333-176119	90-0723747
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
845 3rd Avenue, 6th Floor New York City, NY 10022 (Address of principal executive offices)
(646) 290-5269
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes       .  No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes       .  No   X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   X  .  No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes       .  No   X  .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   X  .

No       .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 30, 2012 was $nil based upon the price ($nil) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of July 18, 2012, there were 4,500,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect.  The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report.  We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “NYTC”, “we”, “us” and “our” are references to New York Tutor Company  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

Company Overview

New York Tutor Company was incorporated in the State of Nevada on April 6, 2011. NYTC was founded by Professor Mark S. Simon (“Mr. Simon” or “Prof. Simon”) to offer tutoring services in New York City. Throughout Prof. Simon’s tenure as a professor, he has taught hundreds of students and is now ready to concentrate on developing this business into a potential source of revenue while retaining the joy of teaching that attracted him to the business. Throughout his career, Prof. Simon has developed an understanding of the many different methods in which students learn. NYTC will rely on Prof. Simon’s extensive experience to build a foundation for the Company that will allow us to offer our students every opportunity to reach their goals. Prof. Simon believes that utilizing his background and years of practical application will allow him to assist his students in exceeding all expectations.

Mission

New York Tutor Company was created to help students. We plan to take a unique and innovative approach to teaching that helps students connect with the subject matter they need to master. Through personalized and focused teaching processes, our students will develop the tools they need for ongoing success in their fields of study. Our success depends on our attention to the needs of our clients and truly helping them achieve. Our Company will not succeed unless our clients succeed. A long-term focus of empowering students is favored over a short-term problem-solving strategy.

Management

New York Tutor Company will be led by Prof. Simon.  Prof. Simon was an avaricious learner in his youth and had understood the power of knowledge as a fulcrum for economic upward mobility and as a tool to be utilized to enhance humanity’s quality of life.  Prof. Simon received his Baccalaureate Degree in Liberal Arts from Queens College of the City University of New York (CUNY), during an era when tuition was free in the CUNY system. He then went on to earn a Master of Arts Degree in Modern European History from New York University, and then attended doctoral courses in European and Asian History at the CUNY Graduate Center and Columbia University.

Prof. Simon first began teaching at various colleges and universities in city of New York, and he is currently the Assistant Adjunct Professor of History at Queens College where he teaches such diverse topics as the History of Science, Islamic Civilizations since 1517, and Modern Europe from 1815 to the Present.  Over the course of Prof. Simon’s tenure as an educator, he became alarmed at the fact that many of the students entering college were woefully deficient in remedial skills such as reading and writing, and he began offering free tutoring to many students on campus. This experience provided him with the insight that he enjoyed teaching students and excelled at it. Prof. Simon discovered that he was able to connect with students and he believes he can help them understand concepts in ways that other professors may be unable to.  It is this ability to help students that lead him to create the New York Tutor Company.

New York Tutor Company will combine the desire to help students redress deficiencies in basic skills with the augmentation in the comprehension of convoluted concepts, thus enabling students to secure academic success. Prof. Simon will hire a staff of tutors who can accommodate the various schedules and academic needs of students, and he will provide tutoring services for reasonable fees. This will offer students the advantage of personalized help and the ability to address student difficulties in “real time” with readily comprehensive language, patience and techniques utilizing modern cognitive scientific learning methods, at an affordable price.

Current Operations

Since inception, our operations have primarily consisted of the organization of our Company. The first step in the transformation from the informal tutoring help provided by our President to the creation of a full-service tutoring company was the development of our business plan and establishing the organization and structure of our Company. Our business plan will be used as an internal document to assist in the development of our business, and keep our Company on track to achieve our goals.  We have spent the majority of our time researching our proposed business and refining our business model so that when we are able to spend the money to market our Company effectively, we will be able to handle the needs of our clients.

During this early development stage, we have also begun the design and development of a website that will be utilized as an informational source to our clients. We believe that our success will depend on our ability to effectively promote our tutoring services and receive favorable reviews from clients, so that we may grow our business through word of mouth referrals as well as through our intended marketing plan. NYTC plans to operate at a very low overhead until such a time that we are able to become a public company and receive proceeds from the sale of our securities, and instill a marketing plan that will facilitate rapid growth. If we are able to create a successful company within the next 12 months, we intend to expand our Company’s business model to include a possible franchising opportunity.

Products and Services

New York Tutor Company will offer a wide range of academic subjects. Students will have the choice to receive private tutoring private sessions, or to form small groups for tutoring sessions. Private sessions will offer intense individual assistance, but group sessions can also be helpful at a lower cost, while utilizing a team-based approach from which many students may benefit. Students will be provided with study strategies to help them focus their personal study time and to better prepare them for current and future courses.  Whether a private tutoring session or small group study session is planned, all students will be encouraged to come prepared with questions and items to discuss. Students will also be encouraged to ask questions throughout the week in between sessions via our website, and any questions submitted will be answered via email. While this will take up time for the Company, at no extra cost to the client, it will be a value added service for all clients.

The Company understands that different people learn in different ways, so sessions will be focused and taught in various ways: (i) board displays and other visual aids will be employed whenever possible to reach those who learn visually; (ii) explanations will be thorough for the audio learners, and (iii) a training model will be employed to give students a good deal of hands-on time during sessions so they can learn by practicing. An analysis of each client will help determine which of these approaches will be the most useful for a particular client.

Private Sessions –

As a tutoring company, our main responsibility is to assist students academically in whichever subject(s) the students are seeking improvement. This may be difficult at first because not everyone learns the same way, so before a tutor can assist, he or she will get to know each student.  After tutoring a student for a while, we will evaluate the student's progress in order to see where improvements can be made. We will also evaluate each of our tutor’s teaching skills to make sure students are receiving enough attention and assistance.

We will work to motivate all of our students and hope to provide them with confidence. We believe that students need to have positive attitudes to feel successful and get work done; therefore, we will give students feedback so that they may have a good tutoring experience.  Besides teaching students which subjects and skills to learn and motivating them to learn, we plan to teach them how to learn. We will provide students with study skills and good study habits, as well as how to break complex issues down so as not to be overwhelmed by them.

Group Sessions –

Individual tutoring has many natural benefits, while group tutoring requires a more conscious leadership role from the tutor. The primary advantage of group tutoring (and disadvantage of individual tutoring) is the potential for the sharing of a variety of views and information. Groups also demonstrate cooperative attitudes and work skills as opposed to individual tutoring, which is more self-centered by nature. With group sessions we will try to establish the characteristics of positive interdependence, individual accountability, shared leadership, and interpersonal and small group skills, with an emphasis on task and group processing.

Many students fail to realize the potential of a study group in relation to learning and mastery of course materials. Study groups typically involve students who meet weekly, and sometimes more often, to share information, knowledge, and expertise about a course in which they are all enrolled. The study group environment offers students an opportunity to engage in in-depth dialogue about course material. Study groups assist students in the application and synthesis of course material. We feel that study groups should also generate energy, active participation, discipline, and commitment from group members. These dynamics are all important criteria for learning, and we will strive to provide this in our group sessions.

Both private and group tutoring sessions can take place at a number of locations, and the Company intends to be flexible with respect to tutoring locations. We would like to be as accommodating as possible, while still offering a mutually convenient location for the tutor and the student(s).  We anticipate offering mobile-type tutoring services at coffee shops and other public places. At this time we do not intend to rent space to provide a central location for our tutoring services.

Academic Tutoring –

Initially, our academic tutoring will be focused on the subjects that Professor Mark Simon has taught throughout his career. These subjects will include:

-

History:

o

US History

o

European History

o

World History

o

Art History

o

Social Studies

-

Language Arts:

o

English

o

Phonics

o

Writing

o

Reading Comprehension

o

Grammar

o

Handwriting

o

Vocabulary

o

Literature

However, as we grow as a Company, we plan to hire tutors and offer tutoring services in all subjects, including:

-

Mathematics:

o

Arithmetic

o

Pre-Algebra

o

Algebra 1 & 2

o

Pre-Calculus

o

Trigonometry

o

Geometry

o

Calculus

o

Integrated Math

o

Statistics

-

Science:

o

General Science

o

Physical Science

o

Chemistry

o

Biology

o

Physics

o

Computer Science

o

Physiology

o

Environmental Science

o

Anatomy

-

Social Sciences:

o

Geography

o

Economics

o

Macroeconomics

o

Microeconomics

o

Government

-

Foreign Languages:

o

Spanish

o

French

o

English as a Second Language (ESL)

o

Latin

o

German

o

& more

Test Preparation Tutoring –

Getting into universities has become more competitive than ever. For this reason we will provide up-to-date test-taking strategies and the fundamental skills needed to help students achieve higher scores on standardized tests.

-

Standardized Tests:

o

SAT

o

PSAT

o

ISEE

o

SAT II

o

ACT

o

GED

o

GRE

o

CBEST

o

CSET

o

& more

Much of the pricing of NYTC will be determined by market standards, and we will attempt to maintain modest margins on our proposed tutoring services.  NYTC will make every effort to maintain a competitive pricing schedule and keep the price of our services slightly below the price of other tutoring companies.  However, we do believe that the credentials of our founder, Prof. Simon and the direction we intend to take with our Company will allow us to keep a competitive price point, while not underselling our services.

Initially, our tutoring services will be offered at slightly below market rate. As a result, short-term operating profit margins are projected to be in the low to mid-range. If NYTC establishes a loyal core clientele and increased word of mouth referrals and marketing, it will allow us to increase the price of the services to the market rate, and operating profit margins will rise.

Industry Overview and Market Analysis

Tutoring has been around for as long as students have been in school, and some students require the extra motivation, and individualized attention to help them catch up and keep up with their classmates. Students learn different, and some materials may need to be explained in a different way to make sense for a particular student. Tutors seek to help others understand and learn various academic subjects. They must be patient and understanding, as well as be able to assist, evaluate, motivate, develop and integrate their students in learning.

The tutoring industry is a cyclical industry heavily dependent upon the overall needs of students throughout the year. Money spent on tutoring services tends to fluctuate during the course of the school year, as students tend to need more help during peak testing times. As a professor, Prof. Simon has experience and understanding of when exams will be coming up; therefore, topics of discussion for tutoring classes can be planned and students can be encouraged to keep their studies on a more even track. The focus will be on prevention of problems so that last-minute cramming is kept to a minimum.

New York Tutor Company has identified several target market segments that will be pursued. The largest segment will be the kindergarten through twelfth grade students in New York County, more commonly known as Manhattan, and the three surrounding counties of Bronx, Kings and Queens. According to NewYorkSchools.com, the highest concentration of students in New York comes from the Manhattan and the surrounding counties as set forth below:

New York County –

More commonly known as Manhattan, New York County is among the most popular counties in the world, home to the most densely populated metropolis in the United States. New York County contains 276 public schools, pre-school through high school, encompassing over 140,000 students. We will target this area first, and then branch out to the three surrounding counties of Bronx, Kings and Queens.

Bronx County –

Bronx County contains 332 public schools with over 180,000 students between kindergarten and high school.

Kings County –

Kings County contains 423 public schools with over 290,000 students between kindergarten and high school.

Queens County –

Queens County contains 280 public schools with over 245,000 students between kindergarten and high school.

New York Tutor Company realizes a tremendous opportunity to create a reputable Company within this market.  Based on the sheer numbers of schools and students, we believe that marketing to these areas will create a lucrative enterprise.

Plan of Operations and Growth

Currently, Prof. Simon is the sole officer and director, as well as the Company’s only available tutor. As an assistant adjunct professor, Mr. Simon is not a full-time faculty member of Queens College; therefore, he has a flexible schedule which will give him more time and allow him to perform his anticipated tasks. Accordingly, he is able to serve students in the evening, on weekends, as well as during the day in between classes. Further, we are not aware of any policies Queens College has in place that would limit his ability to offer educational services outside of the context of his employment.  We intend to begin offering and marketing our services within the Manhattan area. Our first year of operations will be devoted primarily to marketing to kindergarten through high school students within New York County, and the three surrounding counties. As we grow within New York County and the three surrounding counties, we will begin to implement a larger marketing plan to reach out to a larger market. We will also evaluate a franchise program for outside parties to take our business model to other U.S. cities.

Initially, our first tutoring services will focus on those subjects Prof. Simon has had the most experience with throughout his tenure as a teacher.  However, as we grow and expand the services offered we plan to seek out additional qualified tutors as necessary to meet any increasing demand.  As our Company’s commitment will be to providing quality service to all of our clients, before we begin hiring new tutors, we plan to develop a training program that will educate our new tutors our approach to successful tutoring. At this point, we have not yet begun to develop the training program, but we envision doing so once we have begun to generate revenues and have some positive growth. We anticipate having a fully developed training program within 4-6 months after we obtain a notice of effectiveness from our Offering. However, this time period is an estimate and may fluctuate accordingly. While Prof. Simon enjoys the time he spends tutoring, he understands that his hands-on tutoring time will become more limited as the Company grows. He feels that his time will be better spent training tutors his teaching methodologies in the future, which will allow the Company to successfully help more clients.

We intend to offer a free, no-obligation professional consultation to all interested clients. This consultation will provide a detailed evaluation of the student’s strengths and challenges. We will use this evaluation to pinpoint each student’s grade-level and age performance, allowing us to ascertain their current academic position. This consultation will also help us understand the students’ challenges, so that we can develop the right strategy to help them succeed. Additionally, we will use this information to monitor each student’s progress along the way.

As part of our internal growth and to better serve our students, we plan to accumulate an extensive database of past exams from teachers and professors of all grade levels.  This exam database will provide our Company with a number of examples for use in tutoring sessions and help us prepare students for upcoming tests.  Prof. Simon has extensive experience reviewing testing patterns of students, and feels that his expertise will enable him to assist students preparing for exams. Also, after each exam, students will be encouraged to bring in their exams to be reviewed and to go over material covered on the exam.

We intend to utilize handouts to help teach students particular principles. These will be collected, accumulated and updated occasionally as needed. Students who are enrolled in tutoring sessions will have full access to all of the Company’s materials. The Company anticipates that the cost to provide these tutoring materials will be low as the materials will have been developed from time to time, or collected from existing curriculum. Although some investment of time will be required to accumulate them, they will be beneficial to the Company and its students in the long run. Mr. Simon will begin compiling tutoring handouts and related materials from materials he has taught in the past, from student input and create additional handouts to supplement based on current clients needs. He will also use clients’ homework and class materials to further supplement their understanding of certain subjects. We anticipate amassing our tutoring handouts and materials over the next 12 months.

Significant Milestones

Several milestones will be set for our Company as a way of monitoring progress in the pursuit of achieving realistic, yet lofty goals with the aim of building this business model into a full time, profitable source of revenue. The following table details the specific milestones and offers a timeline for completion. All expected dates proposed in the following chart assume we have received our Notice of Effectiveness from the SEC and completed our Offering.

Expected Completion	Description of Milestone	Expected Cost
		100% Proceeds	50% Proceeds	0% Proceeds
Months 1 – 2

Business plan completion – Our first step in developing our Company will be the completion of our business plan. Our business plan will provide us with the direction we will need to pursue success in the tutoring industry.

This will require Prof. Simon to spend some time formulating our finalized plan of operations, but will not require funds and thus is not dependent on receiving proceeds from our Offering.
Months 2 – 3

Initial marketing and website – We plan to design and develop print advertising, as well as finish the development of our website. Once these are completed, we will be able to market in our area and attract our first paying clients.

		$16,000-22,000	$5,000 - $8,000	We would have to generate revenue in order to begin marketing our services and develop our website, if we do not have sufficient funding we will not be able to accomplish this milestone.
Months 2 – 3	Public relation firm – We plan to enlist the services of a professional public relations firm to launch an advertising campaign throughout our target market.	Up to $40,000	We would have to generate revenue in order to hire a PR Firm, if we do not have sufficient funding we will not be able to accomplish this milestone.
Months 3 – 4

Obtain Paying tutoring clients – Although Prof. Simon has teaching and tutoring experience, he has never charged for his tutoring services. In our third month, we plan to attain our first paying clients through our initial marketing efforts.

This will not require any funds and thus is not dependent on receiving proceeds from our Offering.
Months 5 – 8

Offer increased tutoring schedule – Between months 5 – 8 it is our goal to reach the maximum hourly capacity in which Prof. Simon can devote to tutoring. This will indicate that the Company is ready to expand and bring new tutors into the Company.

This will not require any funds and thus is not dependent on receiving proceeds from our Offering.
Months 6 – 12

Hire and train tutors – Once the Company feels that Prof. Simon needs help to accommodate the tutoring schedules, we plan to hire new tutors to expand our Company and subjects. This will mean the Prof. Simon will be devoting more time to training our tutors rather than actually tutoring, but he feels it is a necessary step in order to grow the company and maintain a quality tutoring experience.

Tutors will receive a % of hourly fee we receive from clients; therefore, this will not require any funds and thus is not dependent on receiving proceeds from our Offering.

Months 8 – 12	Hire a secretary – We intend to hire a full time secretary to coordinate all scheduling of tutoring sessions as well as provide administrative support for the Company.	$40,000	$40,000	We would have to generate revenue in order to hire a secretary, if we do not have sufficient funding we will not be able to accomplish this milestone.
Months 12 – 24

Increase marketing – If we are able to grow our Company as we intend within the first 12 months, we intend to enhance our marketing budget in our second year to reach more potential clients within New York.

We anticipate spending up to $30,000 on further marketing activities once we have established our Company as a viable tutoring company and have begin growing; however this milestone is not dependent on receiving proceeds from our Offering as any money spent on increased marketing will come from revenues we have generated. Thus, this milestone is dependent on our success as a tutoring company and our receipt of sufficient revenue to grow.

Marketing Strategy

If we are able to raise funds from our Offering we intend to market our Company to our targeted market segment and grow rapidly.

The marketing strategies discussed herein are for the sole purpose of enhancing our own Company and brand awareness.  It is our belief that we will have to develop a reputable name within our market in order to gain the attention of clients. For this reason, we plan to spend a portion of the proceeds from our Offering on marketing our own Company through multiple venues.  For the purposes of this Marketing Strategy, we are assuming that we receive funds from our Offering.

Printed Marketing Materials –

Printed marketing materials will be a key element in branding our Company and attracting our first tutoring clients. We plan to seek out a graphic design company to develop a promotional binder for our Company that is eye-catching to new potential clients and contains all the information needed to effectively promote and sell our services. We will also coordinate to have fliers posted and handed out throughout campuses, coffee shops, public libraries, and more to introduce our tutoring services. Initially, Prof. Simon will be the only person posting and distributing our fliers, but as we grow, our future tutors will take an active role in promoting our Company. We expect the initial cost of these marketing materials to be high because we will be working closely with a designer to create an image-rich portfolio that displays all that we have to offer our clients. However, once the initial design and layout of this portfolio is finished, the only costs involved with providing these marketing materials to our future tutors is the low cost of printing and assembling the binders. Depending on the amount of proceeds we receive from our Offering, we anticipate spending around approximately one third to two thirds of our print materials marketing budget on our initial printed marketing materials. Thus, we anticipate spending approximately $3,000 to $12,000 on such initial printed marketing materials and we plan to begin marketing within 2-3 months after our Offering.

Word of Mouth –

We intend to reach out to local teachers and professors. This will help our Company get a steady stream of referrals from the professors and teachers. This will require no funds from the Company and Prof. Simon will begin speaking to local teachers as soon as he has formulated the finalized plan of operations.

Newspaper Advertisements –

Our marketing strategy will also involve print advertising, taking the form of student newspaper advertisements. These advertisements will be effective due to their low cost and targeted readership. We anticipate spending around $1,000 to $2,000 on initial newspaper advertisements and we plan on coordinating to have these printed around 3-4 months after our Offering.

Competition

While the need for tutoring exists, we believe that the bulk of tutoring taking place in the market is very limited and unorganized. Accordingly, Prof. Simon has noticed that most students seek help from untrained individuals who have specific experience in a given topic, such as fellow classmates. However, few have the resources to provide a comprehensive tutoring program covering every possible aspect of a course from understanding the material, to getting the best grade possible from a given professor. It is our belief that the majority of tutoring comes from these one-on-one sessions conducted by friends or family of the student.

NYTC is seeking to establish itself as a name in the tutoring industry. Companies such as New York Academics, Big Apple Tutoring, All Star Tutoring, Central Park Tutors, and Tutor.com offer services similar to the services we are proposing, and the strengths of these competitors’ lies in their brand recognition.  These companies may be able to engage in larger scale branding and advertising activities than we can, making them more appealing to potential clients.

We plan to do everything we can to bypass our competition, including:

•

Offering individualized attention, based on a personalized evaluation of each client and his or her specific needs and strengths. This takes into account the recognition that students learn in various ways. NYTC will first evaluate each student and tailor the tutoring to best serve each student.

•

Providing the option of one-on-one tutoring or small group sessions (enough students so they can learn from each other, but not so many that it becomes confusing and distracting in the session).

•

Creating specialized handouts prepared for each student.

•

Having experienced tutors who can explain difficult concepts and know what works best with certain types of students. Sessions can be focused to better meet the needs of individual students.

•

Listening to clients' needs and diagnosing where their understanding of concepts is breaking down.

Employees/Consultants

As of the date of this filing, the Company has no full time employees. We currently rely on our sole officer and director, Mark Simon, to manage all aspects of our business. Mr. Simon devotes 15 – 20 hours per week to our Company.  We intend to add staff as the Company grows. Any such additions will be made at the judgment of Management to meet the Company's then current needs.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC.  You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549.  You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

We currently utilize a corporate office center located at 845 3rd Avenue, 6th Floor, New York City, NY 10022 which costs approximately $219 per month, and additional costs are billed depending on our usage of the corporate office center. As of the date of this filing, we have not sought to move or change our office site. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

ITEM 3.      LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.      MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of July 18, 2012, there is no public market for our Common Stock.  We intend to contact an authorized OTC Bulletin Board market-maker for sponsorship of our securities on the OTC Bulletin Board.

Record Holders

As of July 18, 2012, an aggregate of 4,500,000 shares of our Common Stock were issued and outstanding and were owned by 1 holder of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our Common Stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our Common Stock will be declared in the foreseeable future.  Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts.  Therefore, there can be no assurance that any dividends on our Common Stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Working Capital

	April 30, 2012 $	April 30, 2011 $
Current Assets	6,970	4,562
Current Liabilities	126,856	19,370
Working Capital (Deficit)	(119,886)	(14,808)

Cash Flows

	April 30, 2012 $	April 30, 2011 $
Cash Flows Used In Operating Activities	(68,342)	(14,688)
Cash Flows Provided By Financing Activities	70,750	19,250
Net Increase in Cash During Period	2,408	4,562

Operating Revenues

For the period from April 6, 2011 (date of inception) to April 30, 2012, the Company has not earned any revenues.

Operating Expenses and Net Loss

For the year ended April 30, 2012, the Company incurred operating expenses of $101,832 compared with operating expenses of $14,688 during the period from April 6, 2011 (date of inception) to April 30, 2011.  The increase in operating expenses is due to a full fiscal year of operations in the current period, including $72,000 in professional fees relating to accounting, audit, and legal expenses incurred with the Company’s S-1 registration process and SEC filing requirements, $12,000 in management fees to the President and Director of the Company at a rate of $1,000 per month, $9,212 of general and administrative expense relating to day-to-day expenditures, $5,000 in consulting fees for website development, and $3,620 of rent for office space.

During the year ended April 30, 2012, the Company incurred a net loss of $106,828 compared with a net loss of $14,808 during the period from April 6, 2011 (date of inception) to April 30, 2011.  In addition to operating expenses, the Company incurred interest expense of $4,996 during the year ended April 30, 2012 for interest incurred on the $87,500 of notes payable, which is unsecured, bears interest at 10% per annum, and is due on demand.  During the period from April 6, 2011 (date of inception) to April 30, 2011, the Company incurred interest expense of $120, as the Company only incurred interest on $17,500 of notes payable for a period of 24 days to the year-end date.

Liquidity and Capital Resources

As at April 30, 2012, the Company had cash and total assets of $6,970 compared with cash and total assets of $4,562 at April 30, 2011.  The increase in cash and total assets was attributed to additional cash proceeds received from the issuance of notes payable totaling $70,000, as the Company did not use all the cash that was raised during the year.

As at April 30, 2012, the Company had total liabilities of $126,856 compared with total liabilities of $19,370 at April 30, 2011.  The increase in total liabilities was attributed to an increase of $38,486 in accounts payable and accrued liabilities as the Company incurred more general expenditures and did not have sufficient cash flow to repay all outstanding obligations, and an increase of $70,000 in outstanding notes payable which represents the total proceeds received from the issuance of new notes payable, and offset by a decrease of $1,000 in amounts to a related party as the Company repaid amounts owing to the President and Director of the Company for outstanding management fees.

The Company had a working capital deficit of $119,886 as at April 30, 2012 compared with a working capital deficit of $14,808 at April 30, 2011.  The increase in the working capital deficit was due to proceeds from notes payable were used to repay outstanding obligations and for a general increase in unpaid obligations incurred by the Company during the year.

Cashflow from Operating Activities

During the year ended April 30, 2012, the Company incurred cash of $68,342 for operating activities compared with $14,688 during the year ended April 30, 2011.  The increase in cash used for operating activities was attributed to a full year of operating activities in the current year and due to the fact that the Company received $70,000 in proceeds from the issuance of notes payable which were used to repay outstanding operating expenses that were incurred during the year.

Cashflow from Investing Activities

During the years ended April 30, 2012 and 2011, the Company did not have any investing activities.

Cashflow from Financing Activities

During the year ended April 30, 2012, the Company received proceeds of $70,750 from financing activities compared to proceeds of $19,250 during the year ended April 30, 2011.  All proceeds received since the Company’s inception were from issuance of notes payable to non-related parties, which are unsecured, bears interest at 10% per annum, and is due on demand.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements.  In general, management’s estimates are based on historical experience, on information from third-party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to existing stockholders.  There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

New York Tutor Company

(A Development Stage Company)

Financial Statements

For the Periods Ended April 30, 2012 and 2011

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statements of Stockholders’ Deficit

Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

New York Tutor Company

(A Development Stage Company)

We have audited the accompanying balance sheets of New York Tutor Company (A Development Stage Company) as of April 30, 2012 and 2011, and the related statements of operations, stockholders’ deficit and cash flows for the period from April 6, 2011 (inception) through April 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New York Tutor Company (A Development Stage Company) as of April 30, 2012 and 2011, and the related statements of operations, stockholders’ deficit and cash flows for the period from April 6, 2011 (inception) through April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Farmington, UT

July 18, 2012

office  801.528.9222

fax      801.528.9223

www.sadlergibb.com / 291 South 200 West, Farmington, UT 84025

18

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	April 30, 2012 $	April 30, 2011 $

ASSETS

Cash	6,970	4,562

Total Assets	6,970	4,562

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	38,606	120
Due to related parties	750	1,750
Notes payable	87,500	17,500

Total Liabilities	126,856	19,370

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 4,500,000 common shares	4,500	4,500

Additional paid-in capital	(2,750)	(4,500)

Accumulated deficit during the development stage	(121,636)	(14,808)

Total Stockholders’ Deficit	(119,886)	(14,808)

Total Liabilities and Stockholders’ Deficit	6,970	4,562

(The accompanying notes are an integral part of these financial statements)

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

	For the year ended April 30, 2012 $	For the Period from April 6, 2011 (Date of Inception) to April 30, 2011 $	Accumulated from April 6, 2011 (Date of Inception) to April 30, 2012 $

Revenues	–	–	–

Operating Expenses

Consulting fees	5,000	–	5,000
General and administrative	9,212	4,688	13,900
Management fees	12,000	–	12,000
Professional fees	72,000	10,000	82,000
Rent	3,620	–	3,620

Total Operating Expenses	101,832	14,688	116,520

Loss before other expense	(101,832)	(14,688)	(116,520)

Other expense

Interest expense	(4,996)	(120)	(5,116)

Net Loss	(106,828)	(14,808)	(121,636)
Net Loss per Share – Basic and Diluted	(0.02)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	4,500,000	4,500,000

(The accompanying notes are an integral part of these financial statements)

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Statements of Cashflows

(Expressed in US dollars)

	For the year ended April 30, 2012 $	For the Period from April 6, 2011 (Date of Inception) to April 30, 2011 $	Accumulated from April 6, 2011 (Date of Inception) to April 30, 2012 $

Operating Activities

Net loss for the period	(106,828)	(14,808)	(121,636)

Changes in operating assets and liabilities:

Accounts payable	33,490	–	33,490
Accrued liabilities	4,996	120	5,116

Net Cash Used In Operating Activities	(68,342)	(14,688)	(83,030)

Financing Activities

Proceeds from note payable	70,000	17,500	87,500
Amounts contributed by shareholder	1,750	–	1,750
Due to related parties	(1,000)	1,750	750

Net Cash Provided by Financing Activities	70,750	19,250	90,000

Increase in Cash	2,408	4,562	6,970

Cash – Beginning of Period	4,562	–	–

Cash – End of Period	6,970	4,562	6,970

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

From April 6, 2011 (Date of Inception) to April 30, 2012

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total
	#	$	$	$	$

Balance – April 6, 2011 (Date of Inception)	–	–	–	–	–

Issuance of founders’ shares	4,500,000	4,500	(4,500)	–	–

Net loss for the period	–	–	–	(14,808)	(14,808)

Balance – April 30, 2011	4,500,000	4,500	(4,500)	(14,808)	(14,808)

Amounts contributed by shareholder	–	–	1,750	–	1,750

Net loss for the year	–	–	–	(106,828)	(106,828)

Balance – April 30, 2012	4,500,000	4,500	(2,750)	(121,636)	(119,886)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of April 30, 2012, the Company has not recognized any revenue, and has a working capital deficit and an accumulated deficit of $121,636. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at April 30, 2012 and 2011, the Company did not have any potentially dilutive shares.

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

e)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of April 30, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Notes Payable

a)

On April 6, 2011, the Company issued a $17,500 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at April 30, 2012, the Company recorded accrued interest of $1,875 (2011 - $120), which has been recorded as accrued liabilities.

b)

On July 5, 2011, the Company issued a $25,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at April 30, 2012, the Company recorded accrued interest of $2,061 (2011 - $nil), which has been recorded as accrued liabilities.

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

3.

Notes Payable (continued)

c)

On October 24, 2011, the Company issued a $20,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at April 30, 2012, the Company recorded accrued interest of $1,036 (2011 - $nil), which has been recorded as accrued liabilities.

d)

On April 10, 2012, the Company issued a $25,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at April 30, 2012, the Company recorded accrued interest of $144 (2011 - $nil), which has been recorded as accrued liabilities.

4.

Common Shares

On April 6, 2011, the Company issued 4,500,000 common shares to the President and Director of the Company for founders’ shares.

5.

Related Party Transactions

During the year ended April 30, 2012, the Company incurred and paid $12,000 (2011 - $nil) of management fees to the President and Director of the Company. As of April 30, 2012, the Company owed $750 (2011 - $1,750) to its President and Director for general expenditures of $1,750 paid on behalf of the Company during 2011. Of this amount, $1,000 was repaid during the year ended April 30, 2012.  The amount owing is unsecured, non-interest bearing, and due on demand.

6.

Income Taxes

The Company has $121,636 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2031.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes.  As at April 30, 2012, the Company had no uncertain tax positions.

	April 30, 2012 $	April 30, 2011 $

Net loss before taxes	(106,828)	(14,808)
Statutory rate	34%	34%

Computed expected tax recovery	36,321	5,035
Change in valuation allowance	(36,321)	(5,035)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities at April 30, 2012 and 2011 are as follows:

	April 30, 2012 $	April 30, 2011 $

Net operating loss carried forward	41,536	5,035

Valuation allowance	(41,536)	(5,035)

Net deferred income tax asset	–	–

7.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2012.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements.  Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of April 30, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at April 30, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION.

On July 10, 2012, the Company issued a Promissory Note in the principal amount of $25,000 to 888 Investment Ltd. to evidence funds previously loaned by 888 Investment Ltd. to the Company. The $25,000 principal amount underlying the Promissory Note was loaned to the Company on April 10, 2012, is due and payable on demand upon 10 days written notice from 888 Investment Ltd. and accrues interest at the rate of 10% per annum. The note also contains customary events of default.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Mark Simon	56	CEO, CFO, President, Treasurer, Secretary, Chairman & Director	April 6, 2011

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our officers is elected by the Company’s Board of Directors to serve until the next annual meeting of Directors or until their successors are duly elected and qualified.  Each of our directors is elected by the Company’s Board of Directors and shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Mark Simon – Mr. Simon received his Baccalaureate Degree in Liberal Arts from Queens College of the City University of New York (CUNY), He then went on to earn a Master of Arts Degree in Modern European History from New York University, and later attended doctoral courses in European and Asian History at the CUNY Graduate Center and Columbia University. Since 2002, Mr. Simon has been employed as a professor at various colleges and universities located in and around New York, NY, including the College of Mount St. Vincent, St. John's University, Wagner College, State University of New York and the City University of New York at Queens College.  Currently, Mr. Simon is the Assistant Adjunct Professor of History at Queens College where he has taught courses including the History of Science, Islamic Civilizations since 1517, and Modern Europe from 1815 to the Present.

Additionally, Mr. Simon worked at the New York Commodities Exchange from 1979 to 2009 and at the American Stock Exchange from 1995 to 2007. For both exchanges, he has performed in a trade supervisory capacity for financial investment institutions, facilitating the clearing of commodity (mostly cotton and energy futures) and stock option trades through an intricate in-house computerized system.

Mr. Simon was the sole officer and director of HDS International Corp., a public company currently quoted on the OTC Market under the symbol HDSI.PK. Mr. Simon became the sole officer and director of HDS International Corp. on February 23, 2010, yet the company has not generated any revenue to date. Mr. Simon resigned from his positions as sole officer and director of HDS International Corp. on August 16, 2011. He has no current affiliation with HDS International Corp.

Mr. Simon has committed to devote 15-20 hours per week on the operations of the Company, and will adjust his schedule accordingly if more time is needed. He was chosen as an officer and director of the Company because of his passion for teaching, his educational qualifications, and his experiences as a professor and tutor.

Identification of Significant Employees

We have no significant employees other than Mr. Mark Simon, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Chairman and Director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors.  All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors.  The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles.  The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls.  The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer.  A written copy of the Code is available on written request to the Company and was filed with the SEC on August 8, 2011, as part of the Company’s Registration Statement on Form S-1 that is incorporated by reference hereto as Exhibit 14.01.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended. Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended April 30, 2012 and April 30, 2011:

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark Simon (1) President, CEO, CFO, Treasurer, Secretary, Chairman and Director	4/30/2012	12,000	-0-	-0-	-0-	-0-	-0-	-0-	12,000
	4/30/2011	-0-	-0-	4,500(2)	-0-	-0-	-0-	-0-	4,500

(1)

Pursuant to a Management Agreement dated May 16, 2011, Mr. Simon, agreed to act as our sole officer and director and currently devotes approximately 15-20 hours per week to manage the affairs of the Company until such time as Mr. Simon or one or more of his affiliates collectively control, in the aggregate, less than 10% of the equity interests of the Company, or such earlier time as the Company and Mr. Simon may mutually agree. Additionally, pursuant to the Management Agreement, Mr. Simon receives a monthly fee of $1,000 per calendar month. Such fee is payable on the first day of each calendar quarter.  There are no annuity, pension or retirement benefits proposed to be paid to our current officer and director and employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

(2)

The stock awards to Mr. Simon were issued beginning April 6, 2011 for services rendered in connection with the formation of the Company.  This dollar estimate is based on the grant date aggregate fair value at the close of business in accordance with FASB ASC Topic 718.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended April 30, 2012.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors.  The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of July 18, 2012, by: (i) our directors; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class(2) (%)
Mark Simon(3) 845 3rd Avenue, 6th Floor New York City, NY 10022	Common	4,500,000	100%
All Officers and Directors as a Group (1 Person)	Common	4,500,000	100%

1.

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right.  The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.	Based on 4,500,000 issued and outstanding shares of Common Stock as of July 18, 2012.

3.	Mark Simon is the Company’s President, CEO, CFO, Secretary, Treasurer, Chairman and Director. His beneficial ownership includes 4,500,000 common shares.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During the year ended April 30, 2012, the Company incurred and paid $12,000 (2011 - $nil) of management fees to the President and Director of the Company. As of April 30, 2012, the Company owed $750 (2011 - $1,750) to its President and Director for general expenditures of $1,750 paid on behalf of the Company during 2011. Of this amount, $1,000 was repaid during the year ended April 30, 2012.  The amount owing is unsecured, non-interest bearing, and due on demand.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Mark Simon is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended April 30, 2012	Year Ended April 30, 2011
Audit fees	$7,750	$0
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$7,750	$0

Audit Fees

During the fiscal years ended April 30, 2012, we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended April 30, 2012.

During the fiscal year ended April 30, 2011, we incurred approximately $nil in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended April 30, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended April 30, 2012 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended April 30, 2012 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended April 30, 2012 and 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
10.01	Promissory Note between the Company and 888 Investment Ltd. Dated April 6, 2011	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
10.02	Management Agreement between the Company and Mark Simon Dated May 1, 2011	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and 888 Investment Ltd. Dated October 7, 2011	Filed with the SEC on October 14, 2011 as part of our Amended Registration Statement on Form S-1/A.
10.04	Promissory Note between the Company and 888 Investment Ltd. Dated October 7, 2011	Filed with the SEC on October 14, 2011 as part of our Amended Registration Statement on Form S-1/A.
10.05	Promissory Note between the Company and 888 Investment Ltd. Dated October 26, 2011	Filed with the SEC on December 16, 2011 as part of our Quarterly Report on Form 10-Q.
10.06	Promissory Note between the Company and 888 Investment Ltd. Dated July 10, 2012	Filed herewith.
14.01	Code of Ethics	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK TUTOR COMPANY

Dated: July 26, 2012

/s/ Mark Simon

By: Mark Simon

Its: President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: July 26, 2012

/s/ Mark Simon

By: Mark Simon

Its:  Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.

No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.