Form 10-Q
period 2012-07-31
NEW YORK TUTOR Co
filed 2012-09-19
CIK 1526185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

 (Not required) Yes      . No      .

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

Yes   X  . No      .

As of September 19, 2012, there were 5,062,500 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Condensed Financial Statements

(Expressed in US dollars)

July 31, 2012

(unaudited)

Condensed Balance Sheets (unaudited)	4
Condensed Statements of Operations (unaudited)	5
Condensed Statements of Cash Flows (unaudited)	6
Notes to the Condensed Financial Statements	7

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Condensed Balance Sheets

	July 31, 2012 $	April 30, 2012 $
	(unaudited)
ASSETS

Cash	12,945	6,970

Total Assets	12,945	6,970

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	54,051	38,606
Due to related parties	1,650	750
Notes payable	87,500	87,500

Total Liabilities	143,201	126,856

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares

	–	–

Common Stock Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 4,500,000 common shares

	4,500	4,500

Share subscriptions received	18,000	–

Additional paid-in capital	(2,750)	(2,750)

Accumulated deficit during the development stage	(150,006)	(121,636)

Total Stockholders’ Deficit	(130,256)	(119,886)

Total Liabilities and Stockholders’ Deficit	12,945	6,970

(The accompanying notes are an integral part of these financial statements)

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Condensed Statement of Operations

(unaudited)

	For the Three Months Ended July 31, 2012 $	For the Three Months Ended July 31, 2011 $	Accumulated from April 6, 2011 (date of inception) to July 31, 2012 $

Revenue	–	–	–

Operating Expenses

Consulting fees	–	–	5,000
General and administrative	5,670	2,164	23,190
Management fees	3,000	3,000	15,000
Professional fees	17,500	14,250	99,500

Total Operating Expenses	26,170	19,414	142,690

Loss from operations	(26,170)	(19,414)	(142,690)

Other expense

Interest expense	(2,200)	(626)	(7,316)

Net Loss	(28,370)	(20,040)	(150,006)

Net Loss per Share – Basic and Diluted	–	–

Weighted Average Shares Outstanding – Basic and Diluted	4,500,000	4,500,000

(The accompanying notes are an integral part of these financial statements)

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Condensed Statement of Cashflows

(unaudited)

	For the Three Months Ended July 31, 2012 $	For the Three Months Ended July 31, 2011 $	Accumulated from April 6, 2011 (date of inception) to July 31, 2012 $

Operating Activities

Net loss for the period	(28,370)	(20,040)	(150,006)
Adjustments to reconcile net loss to net cash used by operating activities:
Due to related parties	900	(1,000)	1,650

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	15,445	626	54,051

Net Cash Used In Operating Activities	(12,025)	(20,414)	(94,305)

Financing Activities

Proceeds from note payable	–	25,000	87,500
Amounts contributed by shareholder	-	-	1,750
Proceeds from share subscriptions	18,000	–	18,000

Net Cash Provided by Financing Activities	18,000	25,000	107,250

Increase in Cash	5,975 33	4,586	12,945

Cash – Beginning of Period	6,970	4,562	–

Cash – End of Period	12,945	9,148	12,945

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

New York Tutor Company

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

1.

Nature of Operations and Continuance of Business

New York Tutor Company (the “Company”) was incorporated in the State of Nevada on April 6, 2011. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of July 31, 2012, the Company has not recognized any revenue, and has an accumulated deficit of $150,006. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

b)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is April 30.

c)

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

d)

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

e)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

New York Tutor Company

(A Development Stage Company)

Notes to the Condensed Financial Statements

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

g)

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

h)

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

New York Tutor Company

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

3.

Notes Payable

a)

In April 2011, the Company issued a $17,500 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at July 31, 2012, the Company recorded accrued interest of $2,311 which has been recorded as accrued liabilities.

b)

From July 2011 to February 2012, the Company issued $70,000 of notes payable to a non-related party. Under the terms of the notes, the amounts are unsecured, due interest at 10% per annum, and due on demand. As at July 31, 2012, the Company recorded accrued interest of $5,005 which has been recorded as accrued liabilities.

4.

Related Party Transactions

a)

As at April 30, 2012, the Company owed $750 to related parties.  During the three months ended July 31, 2012, the Company had $900 in expenses paid on its behalf by a related party, leaving an outstanding balance due to related parties of $1,650. The amount owing is unsecured, non-interest bearing, and is due on demand.

b)

During the three months ended July 31, 2012, the Company incurred management fees of $3,000 (July 31, 2011 - $3,000) to the President and Director of the Company.  The Company is committed to monthly management fees of $1,000 until the termination of the management agreement.

5.

Common Shares

During the period ended July 31, 2012, the Company received share subscriptions of $18,000 for the future issuance of 224,760 common shares.

6.

Subsequent Events

On September 6, 2012, the Company closed its private placement for the issuance of 562,500 common shares at $0.08 per share for proceeds of $45,000, of which $18,000 was received as at July 31, 2012.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no other items to disclose.

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

RESULTS OF OPERATIONS

Working Capital

	July 31,	April 30,
	2012 $	2012 $
Current Assets	12,945	6,970
Current Liabilities	143,201	126,856
Working Capital (Deficit)	(130,256)	(119,886)

Cash Flows

	Three months ended July 31, 2012 $	Three months ended July 31, 2011 $
Cash Flows from (used in) Operating Activities	(12,025)	(20,414)
Cash Flows from (used in) Financing Activities	18,000	25,000
Net Increase (decrease) in Cash During Period	5,975	4,586

Operating Revenues

From the Company’s inception on April 6, 2011 to July 31, 2012, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

For the three months ended July 31, 2012, the Company incurred operating expenses of $26,170 compared with $19,414 for the three months ended July 31, 2011.  The increase in operating expenses was attributed to an increase of $3,250 in professional fees relating to additional accounting and legal expenses incurred for the Company’s SEC filing requirements and for issuance of the share subscriptions incurred during the period, $2,606 for general and administrative costs relating to an increase in day-to-day operating costs, and $900 for rent expense accrued for the Company’s head office location in New York.

During the three months ended July 31, 2012, the Company incurred a net loss of $28,370 compared with a net loss of $20,040 for the three months ended July 31, 2011.  In addition to operating expenses, the Company incurred $2,200 of interest expense during the three months ended July 31, 2012 for interest accrued on $87,500 of note payable which is unsecured, bears interest at 10% per annum, and is due on demand.

Net loss per share for the three months ended July 31, 2012 and 2011 was $nil.

Liquidity and Capital Resources

As at July 31, 2012, the Company had cash and total assets of $12,945 compared with $6,970 at April 30, 2012.  The increase in cash and total assets was attributed to the receipt of $18,000 of share subscriptions during the period.

As at January 31, 2012, the Company had total liabilities of $143,201 compared with total liabilities of $126,856 at April 30, 2012. The increase in total liabilities was attributed to $15,445 of additional accounts payable and accrued liabilities as the Company incurred operating expenses at a higher rate than cash proceeds to repay the obligations as they were incurred.

As at July 31, 2012, the Company had a working capital deficit of $130,256 compared with a working capital deficit of $119,886 as at April 30, 2012. The increase in working capital deficit was due to the Company receiving $18,000 in financing and using the proceeds to repay and incur operating costs relating to the Company’s day-to-day activity.

Cash Flow from Operating Activities

During the three months ended July 31, 2012, the Company incurred $12,025 of cash from operating activities compared with $20,414 during the three months ended July 31, 2011.  The decrease is attributed to the fact that the Company received $7,000 more financing proceeds in the prior year, which were used to repay outstanding operating costs.

Cash Flow from Investing Activities

For the period from April 6, 2011 (date of inception) to July 31, 2012, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended July 31, 2012, the Company received $18,000 in proceeds from share subscriptions compared with $25,000 during the three months ended July 31, 2011 for proceeds from the issuance of a note payable.

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

NEW YORK TUTOR COMPANY

Dated: September 19, 2012	/s/ Mark Simon
By: Mark Simon
Its: President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 19, 2012	/s/ Mark Simon
By: Mark Simon Its: Director