Form 10-Q/A
period 2012-07-31
NEW YORK TUTOR Co
filed 2012-10-04
CIK 1526185

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of New York Tutor Company (the “Company”) on Form 10-Q for the quarterly period ended July 31, 2012, filed with the Securities and Exchange Commission on September 19 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

NEW YORK TUTOR COMPANY

Dated: October 4, 2012	/s/ Mark Simon
By: Mark Simon
Its: President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: October 4, 2012	/s/ Mark Simon
By: Mark Simon Its: Director