Form 10-Q
period 2012-10-31
NEW YORK TUTOR Co
filed 2012-12-17
CIK 1526185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Yes   X  . No      .

As of December 17, 2012, there were 5,062,500 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Condensed Financial Statements

(Expressed in US dollars)

October 31, 2012

(unaudited)

Condensed Balance Sheets (unaudited)	4
Condensed Statements of Operations (unaudited)	5
Condensed Statements of Cash Flows (unaudited)	6
Notes to the Condensed Financial Statements	7

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Condensed Balance Sheets

	October 31, 2012 $ (unaudited)	April 30, 2012 $

ASSETS

Cash	33,935	6,970

Total Assets	33,935	6,970

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	64,722	38,606
Due to related parties	5,550	750
Notes payable	87,500	87,500

Total Liabilities	157,772	126,856

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares

	–	–

Common Stock Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 5,062,500 and 4,500,000 common shares, respectively

	5,063	4,500

Additional paid-in capital	41,687	(2,750)

Accumulated deficit during the development stage	(170,587)	(121,636)

Total Stockholders’ Deficit	(123,837)	(119,886)

Total Liabilities and Stockholders’ Deficit	33,935	6,970

(The accompanying notes are an integral part of these condensed financial statements)

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Condensed Statement of Operations

(unaudited)

	For the Three Months Ended October 31, 2012 $	For the Three Months Ended October 31, 2011 $	For the Six Months Ended October 31, 2012 $	For the Six Months Ended October 31, 2011 $	Accumulated from April 6, 2011 (date of inception) to October 31, 2012 $

Revenue	–	–	–	–	–

Operating Expenses

Consulting fees	–	1,373	–	3,537	5,000
General and administrative	5,625	2,831	11,295	2,831	28,815
Management fees	3,000	3,000	6,000	6,000	18,000
Professional fees	9,750	11,000	27,250	25,250	109,250

Total Operating Expenses	18,375	18,204	44,545	37,618	161,065

Loss from operations	(18,375)	(18,204)	(44,545)	(37,618)	(161,065)

Other expense

Interest expense	(2,206)	(1,110)	(4,406)	(1,736)	(9,522)

Net Loss	(20,581)	(19,314)	(48,951)	(39,354)	(170,587)
Net Loss per Share – Basic and Diluted	–	–	(0.01)	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	4,836,277	4,500,000	4,668,139	4,500,000

(The accompanying notes are an integral part of these condensed financial statements)

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Statement of Cashflows

(unaudited)

	For the Six Months Ended October 31, 2012 $	For the Six Months Ended October 31, 2011 $	Accumulated from April 6, 2011 (date of inception) to October 31, 2012 $

Operating Activities

Net loss for the period	(48,951)	(39,354)	(170,587)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	26,116	4,067	64,722
Due to related parties	4,800	(1,000)	5,550

Net Cash Used In Operating Activities	(18,035)	(36,287)	(105,865)

Financing Activities

Proceeds from note payable	–	45,000	87,500
Proceeds from sale of common stock	45,000	–	45,000
Amounts contributed by shareholder	–	–	1,750

Net Cash Provided by Financing Activities	45,000	45,000	139,800

Increase in Cash	26,965 33	8,713	33,935

Cash – Beginning of Period	6,970	4,562	–

Cash – End of Period	33,935	13,275	33,935

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these condensed financial statements)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of October 31, 2012, the Company has not recognized any revenue, and has an accumulated deficit of $170,587. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of October 31, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

i)

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

3.

Notes Payable

a)

In April 2011, the Company issued a $17,500 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at October 31, 2012, the Company recorded accrued interest of $2,752 which has been recorded as accrued liabilities.

b)

From July 2011 to February 2012, the Company issued $70,000 of notes payable to a non-related party. Under the terms of the notes, the amounts are unsecured, due interest at 10% per annum, and due on demand. As at October 31, 2012, the Company recorded accrued interest of $6,770 which has been recorded as accrued liabilities.

4.

Related Party Transactions

a)

As at October 31, 2012, the Company owes $2,550 (April 30, 2012 - $750) to the President and Director of the Company for general expenditures and management fees.  The amount owing is unsecured, non-interest bearing, and is due on demand.

b)

During the six months ended October 31, 2012, the Company incurred management fees of $6,000 (October 31, 2011 - $6,000) to the President and Director of the Company.  The Company is committed to monthly management fees of $1,000 until the termination of the management agreement.  During the six months ended October 31, 2012 and 2011, the Company paid $3,000 and $6,000, respectively. The remaining compensation expense is included in accrued compensation of $3,000 and $nil at October 31, 2012 and April 30, 2012, respectively.

5.

Common Shares

On September 6, 2012, the Company issued 562,250 common shares at $0.08 per share for total proceeds of $45,000.

6.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after October 31, 2012.

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

RESULTS OF OPERATIONS

Working Capital

	October 31,	April 30,
	2012 $	2012 $
Current Assets	33,935	6,970
Current Liabilities	157,772	126,856
Working Capital (Deficit)	(123,837)	(119,886)

Cash Flows

	Six months ended October 31, 2012 $	Six months ended October 31, 2011 $
Cash Flows from (used in) Operating Activities	(18,035)	(36,287)
Cash Flows from (used in) Financing Activities	45,000	45,000
Net Increase (decrease) in Cash During Period	26,965	8,713

Operating Revenues

From the Company’s inception on April 6, 2011 to October 31, 2012, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

For the three months ended October 31, 2012, the Company incurred operating expenses of $18,375 compared with $18,204 for the three months ended October 31, 2011.  The increase in operating expenses was attributed to an increase of $1,421 in general and administrative costs for day-to-day activities, and was offset by a decrease of $1,250 for professional fees as the Company incurred less legal costs compared to prior year due to limited activities and additional costs incurred with the SEC registration process in the prior year.

For the six months ended October 31, 2012, the Company incurred operating expenses of $44,545 compared with $37,618 for the six months ended October 31, 2011.  The increase in operating expenses was attributed to an increase of $2,000 in professional fees relating to additional accounting and legal expenses incurred for the Company’s issuance of the share subscriptions incurred during the first quarter of the fiscal period, and $4,927 for general and administrative costs relating to an increase in day-to-day operating costs.

During the six months ended Octber 31, 2012, the Company incurred a net loss of $48,951 compared with a net loss of $39,354 for the six months ended October 31, 2011.  In addition to operating expenses, the Company incurred $4,406 of interest expense during the six months ended October 31, 2012 and $1,736 of interest expense for the six months ended October 31, 2011 for interest accrued on $87,500 of note payable which is unsecured, bears interest at 10% per annum, and is due on demand.

Net loss per share for the three months ended October 31, 2012 and 2011 was $nil and for the six months ended October 31, 2012 and 2011 was $0.01.

Liquidity and Capital Resources

As at October 31, 2012, the Company had cash and total assets of $33,935 compared with $6,970 at April 30, 2012.  The increase in cash and total assets was attributed to the receipt of $45,000 of share subscriptions during the period, of which amounts remained unspent.

As at October 31, 2012, the Company had total liabilities of $157,772 compared with total liabilities of $126,856 at April 30, 2012. The increase in total liabilities was attributed to $26,116 of additional accounts payable and accrued liabilities as the Company incurred operating expenses at a higher rate than cash proceeds to repay the obligations as they were incurred, and $5,000 in amounts owing to related parties for unpaid management fees.

As at October 31, 2012, the Company had a working capital deficit of $123,837 compared with a working capital deficit of $119,886 as at April 30, 2012. The increase in working capital deficit was due to the Company receiving $45,000 in financing and using the proceeds to repay and incur operating costs relating to the Company’s day-to-day activity.

Cash Flow from Operating Activities

During the six months ended October 31, 2012, the Company incurred $18,035 of cash from operating activities compared with $36,287 during the six months ended October 31, 2011.  The decrease is attributed to the fact that the Company is preserving remaining cash flow to support day-to-day operations given a weak financing market and the continued difficulties of development stage companies to find acceptable terms for financing.

Cash Flow from Investing Activities

For the period from April 6, 2011 (date of inception) to October 31, 2012, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the six months ended October 31, 2012, the Company received $45,000 in proceeds from share subscriptions compared with $45,000 during the six months ended October 31, 2011 for proceeds from the issuance of a note payable less amounts repaid to related parties.

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

NEW YORK TUTOR COMPANY

Dated: December 17, 2012	/s/ Mark Simon
By: Mark Simon
Its: President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 17, 2012	/s/ Mark Simon
By: Mark Simon Its: Director