Form 10-Q
period 2013-01-31
NEW YORK TUTOR Co
filed 2013-03-15
CIK 1526185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Yes  X . No      .

As of March 14, 2013, there were 810,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Condensed Financial Statements

(Expressed in US dollars)

January 31, 2013

(unaudited)

Condensed Balance Sheets (unaudited)	4
Condensed Statements of Operations (unaudited)	5
Condensed Statements of Cash Flows (unaudited)	6
Notes to the Condensed Financial Statements	7

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Condensed Balance Sheets

	January 31, 2013 $ (unaudited)	April 30, 2012 $

ASSETS

Cash	30,035	6,970

Total Assets	30,035	6,970

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	70,062	38,606
Due to related parties	15,700	750
Notes payable	87,500	87,500

Total Liabilities	173,262	126,856

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 50,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 950,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 810,000,000 and 720,000,000 common shares, respectively	810,000	720,000

Additional paid-in capital	(763,250)	(718,250)

Accumulated deficit during the development stage	(189,977)	(121,636)

Total Stockholders’ Deficit	(143,227)	(119,886)

Total Liabilities and Stockholders’ Deficit	30,035	6,970

(The accompanying notes are an integral part of these condensed financial statements)

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Condensed Statement of Operations

(unaudited)

	For the Three Months Ended January 31, 2013 $	For the Three Months Ended January 31, 2012 $	For the Nine Months Ended January 31, 2013 $	For the Nine Months Ended January 31, 2012 $	Accumulated from April 6, 2011 (date of inception) to January 31, 2013 $

Revenue	–	–	–	–	–

Operating Expenses

Consulting fees	–	–	–	–	5,000
General and administrative	4,435	774	15,730	7,142	33,250
Management fees	3,000	3,000	9,000	9,000	21,000
Professional fees	9,750	11,000	37,000	36,250	119,000

Total Operating Expenses	17,185	14,774	61,730	52,392	178,250

Loss from operations	(17,185)	(14,774)	(61,730)	(52,392)	(178,250)

Other expense

Interest expense	(2,205)	(1,575)	(6,611)	(3,311)	(11,727)

Net Loss	(19,390)	(16,349)	(68,341)	(55,703)	(189,977)

Net Loss per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding – Basic and Diluted	810,000,000	720,000,000	767,934,783	720,000,000

(The accompanying notes are an integral part of these condensed financial statements)

NEW YORK TUTOR COMPANY

(A Development Stage Company)

Statement of Cashflows

(unaudited)

	For the Nine Months Ended January 31, 2013 $	For the Nine Months Ended January 31, 2012 $	Accumulated from April 6, 2011 (date of inception) to January 31, 2013 $

Operating Activities

Net loss for the period	(68,341)	(55,703)	(189,977)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	31,456	7,356	70,062
Due to related parties	14,950	(1,000)	15,700

Net Cash Used In Operating Activities	(21,935)	(49,347)	(104,215)

Financing Activities

Proceeds from note payable	–	45,000	87,500
Proceeds from sale of common stock	45,000	–	45,000
Amounts contributed by shareholder	–	–	1,750

Net Cash Provided by Financing Activities	45,000	45,000	134,250

Increase (Decrease) in Cash	23,065	(4,347)	30,035

Cash – Beginning of Period	6,970	4,562	–

Cash – End of Period	30,035	215	30,035

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of January 31, 2013, the Company has not recognized any revenue, and has an accumulated deficit of $189,977. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Notes to the Condensed Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There are no such potential dilutive shares outstanding as of January 31, 2013 and 2012.

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of January 31, 2013 and April 30, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Notes Payable

a)

In April 2011, the Company issued a $17,500 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at January 31, 2013, the Company recorded accrued interest of $3,193 (April 30, 2012 – $1,875) which has been recorded as accrued liabilities.

b)

From July 2011 to February 2012, the Company issued $70,000 of notes payable to a non-related party. Under the terms of the notes, the amounts are unsecured, due interest at 10% per annum, and due on demand. As at January 31, 2013, the Company recorded accrued interest of $8,534 (April 30, 2012 - $3,241) which has been recorded as accrued liabilities.

4.

Related Party Transactions

a)

As at January 31, 2013, the Company owes $15,700 (April 30, 2012 - $750) to the President and Director of the Company for general expenditures and management fees.  The amount owing is unsecured, non-interest bearing, and is due on demand.

b)

During the nine months ended January 31, 2013, the Company incurred management fees of $9,000 (January 31, 2012 - $9,000) to the President and Director of the Company.  The Company is committed to monthly management fees of $1,000 until the termination of the management agreement.  During the nine months ended January 31, 2013, the Company repaid $5,000 (January 31, 2012 – $9,000). The remaining compensation expense is included in accrued compensation of $4,000 and $nil at January 31, 2013 and April 30, 2012, respectively.

5.

Common Shares

a)

On September 6, 2012, the Company issued 562,500 common shares at $0.08 per share for total proceeds of $45,000.

b)

On November 8, 2012, the Company increased its authorized capital from 300,000,000 shares to 1,000,000,000 shares, of which 950,000,000 shares will be common stock and 50,000,000 will be preferred stock. with no change par value.  The Company also effected a 160-to-1 forward stock split of its issued and outstanding shares.  As a result, the issued and outstanding common shares increased from 5,062,500 shares to 810,000,000 shares.  All share and per share information has been retroactively adjusted to reflect the forward stock split.

6.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after January 31, 2013.

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

RESULTS OF OPERATIONS

Working Capital

	January 31,	April 30,
	2013 $	2012 $
Current Assets	30,035	6,970
Current Liabilities	173,262	126,856
Working Capital (Deficit)	(143,227)	(119,886)

Cash Flows

	Nine months ended January 31, 2013 $	Nine months ended January 31, 2012 $
Cash Flows from (used in) Operating Activities	(21,935)	(49,347)
Cash Flows from (used in) Financing Activities	45,000	45,000
Net Increase (decrease) in Cash During Period	23,065	(4,347)

Operating Revenues

From the Company’s inception on April 6, 2011 to January 31, 2013, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

For the three months ended January 31, 2013, the Company incurred operating expenses of $17,185 compared with $14,774 for the three months ended January 31, 2012.  The increase in operating expenses was attributed to an increase of $3,661 in general and administrative costs for day-to-day activities, and was offset by a decrease of $1,250 for professional fees as the Company incurred less legal costs compared to prior year due to costs incurred with the SEC registration process in the prior year.

For the nine months ended January 31, 2013, the Company incurred operating expenses of $61,730 compared with $52,392 for the nine months ended January 31, 2012.  The increase in operating expenses was attributed to an increase of $750 in professional fees relating to additional accounting and legal expenses incurred for the Company’s issuance of the share subscriptions incurred during the first quarter of the fiscal period, and $8,588 for general and administrative costs relating to an increase in day-to-day operating costs.

During the nine months ended January 31, 2013, the Company incurred a net loss of $68,341 compared with a net loss of $55,703 for the nine months ended January 31, 2012.  In addition to operating expenses, the Company incurred $6,611 of interest expense during the nine months ended January 31, 2013 and $3,311 of interest expense for the nine months ended January 31, 2012 for interest accrued on $87,500 of note payable which is unsecured, bears interest at 10% per annum, and is due on demand.

Net loss per share for the three and nine months ended January 31, 2013 and 2012 was $nil.

Liquidity and Capital Resources

As at January 31, 2013, the Company had cash and total assets of $30,035 compared with $6,970 at April 30, 2012.  The increase in cash and total assets was attributed to the receipt of $45,000 of share subscriptions during the period, of which a portion of the amounts remained unspent.

As at January 31, 2013, the Company had total liabilities of $173,262 compared with total liabilities of $126,856 at April 30, 2012. The increase in total liabilities was attributed to $31,456 of additional accounts payable and accrued liabilities as the Company incurred operating expenses at a higher rate than cash proceeds to repay the obligations as they were incurred, and $14,950 in amounts owing to related parties for general expenditures and unpaid management fees.

As at January 31, 2013, the Company had a working capital deficit of $143,227 compared with a working capital deficit of $119,886 as at April 30, 2012. The increase in working capital deficit was due to the Company receiving $45,000 in financing and using the proceeds to repay and incur operating costs relating to the Company’s day-to-day activity.

Cash Flow from Operating Activities

During the nine months ended January 31, 2013, the Company incurred $21,935 of cash from operating activities compared with $49,347 during the nine months ended January 31, 2012.  The decrease is attributed to the fact that the Company is preserving remaining cash flow to support day-to-day operations given a weak financing market and the continued difficulties of development stage companies to find acceptable terms for financing.

Cash Flow from Investing Activities

For the period from April 6, 2011 (date of inception) to January 31, 2013, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the nine months ended January 31, 2013, the Company received $45,000 in proceeds from share subscriptions compared with $45,000 during the nine months ended January 31, 2012 for proceeds from the issuance of a note payable.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

[REMOVED AND RESERVED].

ITEM 5.

OTHER INFORMATION.

On December 14, 2012 the Company effectuated a 160:1 forward split of their issued and outstanding common stock..

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